Form 10-Q
period 2026-06-30
Patriot Acquisition Corp./CI
filed 2026-08-13
CIK 2099095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2026, there were 17,500,000 Class A ordinary shares, $0.0001 par value and 4,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PATRIOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PATRIOT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$1,196,563	$—
Prepaid expenses and insurance	171,951	26,582
Total current assets	1,368,514	26,582
Deferred offering costs	—	160,783
Long-term prepaid insurance	240,999	—
Investments held in Trust Account	176,603,239	—
Total Assets	$178,212,752	$187,365

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$77,706	$10,000
Accrued offering costs	581,014	147,508
Promissory note – related party	—	79,862
Total current liabilities	658,720	237,370
Deferred underwriting fee	7,225,000	—
Total Liabilities	7,883,720	237,370

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,500,000 and 0 shares at redemption value of $10.09 and $0.00 per share as of June 30, 2026 and December 31, 2025, respectively	176,603,239	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 17,500,000 and 0 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,375,000 and 4,600,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025,(1)(2)(3) respectively	437	460
Additional paid-in capital	—	24,540
Accumulated deficit	(6,274,644)	(75,005)
Total Shareholders’ Deficit	(6,274,207)	(50,005)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$178,212,752	$187,365

(1)	Includes 600,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	On May 14, 2026, the Sponsor surrendered to the Company for no consideration 1,150,000 Class B ordinary shares, resulting in the Sponsor holding 4,600,000 Class B ordinary shares. All share and per share data has been retrospectively presented.

(3)	On May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. As a result, 375,000 founder shares are no longer subject to forfeiture. On June 28, 2026, the over-allotment option expired unexercised, and as such the remaining 225,000 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Operating and formation costs	$213,926	$278,362
Loss from operations	(213,926)	(278,362)

Other income (expense):
Change in fair value of over-allotment option liability	53,400	53,400
Compensation expense	(400,000)	(400,000)
Interest earned on investments held in Trust Account	728,239	728,239
Total other income, net	381,639	381,639
Net income	$167,713	$103,277

Weighted average shares outstanding, Class A redeemable ordinary shares	8,311,111	4,155,556

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.01	$0.01

Weighted average shares outstanding, Class B ordinary shares(1)(2)(3)	4,166,667	4,083,333

Basic net income per share, Class B ordinary shares	$0.01	$0.01

Weighted average shares outstanding, Class B ordinary shares(1)(2)(3)	4,375,000	4,187,500

Diluted net income per share, Class B ordinary shares	$0.01	$0.01

(1)	Excludes 600,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	On May 14, 2026, the Sponsor surrendered to the Company for no consideration 1,150,000 Class B ordinary shares, resulting in the Sponsor holding 4,600,000 Class B ordinary shares. All share and per share data has been retrospectively presented.

(3)	On May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. As a result, 375,000 founder shares are no longer subject to forfeiture. On June 28, 2026, the over-allotment option expired unexercised, and as such the remaining 225,000 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)(3)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	4,600,000	$460	$24,540	$(75,005)	$(50,005)

Net loss	—	—	—	—	—	(64,436)	(64,436)

Balance – March 31, 2026 (unaudited)	—	—	4,600,000	460	24,540	(139,441)	(114,441)

Sale of 5,275,000 Private Placement Warrants	—	—	—	—	5,275,000	—	5,275,000

Fair value of Public Warrants at issuance	—	—	—	—	1,837,500	—	1,837,500

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(146,546)	—	(146,546)

Fair value of Founder Shares transferred to officers and directors	—	—	—	—	400,000	—	400,000

Forfeiture of Founder Shares	—	—	(225,000)	(23)	23	—	—

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,390,517)	(6,302,916)	(13,693,433)

Net income	—	—	—	—	—	167,713	167,713

Balance – June 30, 2026 (unaudited)	—	$—	4,375,000	$437	$—	$(6,274,644)	$(6,274,207)

(1)	Includes 600,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	On May 14, 2026, the Sponsor surrendered to the Company for no consideration 1,150,000 Class B ordinary shares, resulting in the Sponsor holding 4,600,000 Class B ordinary shares. All share and per share data has been retrospectively presented.

(3)	On May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. As a result, 375,000 founder shares are no longer subject to forfeiture. On June 28, 2026, the over-allotment option expired unexercised, and as such the remaining 225,000 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$103,277
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(728,239)
Payment of operation costs through promissory note	5,060
Change in fair value of over-allotment option liability	(53,400)
Compensation expense	400,000
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(145,369)
Long-term prepaid insurance	(240,999)
Accrued expenses	67,706
Net cash used in operating activities	(591,964)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,875,000)
Net cash used in investing activities	(175,875,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	172,600,000
Proceeds from sale of Private Warrants	5,275,000
Underwriters’ reimbursement	480,000
Repayment of promissory note – related party	(224,925)
Payment of offering costs	(466,548)
Net cash provided by financing activities	177,663,527

Net Change in Cash	1,196,563
Cash – Beginning of period	—
Cash – End of period	$1,196,563

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$433,506
Deferred offering costs paid through promissory note - related party	$140,003
Deferred underwriting fee in connection with the IPO	$7,225,000
Forfeiture of Founder Shares	$23

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 16, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $9,520,840, consisting of $1,920,000 of cash underwriting fee (net of $480,000 underwriters’ reimbursement), $6,400,000 of deferred underwriting fee, and $1,200,840 of other offering costs. On May 21, 2026, as a result of underwriter’s partial exercise of their over-allotment option, additional $825,000 of deferred underwriting fee was incurred.

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering on May 18, 2026, an amount of $160,800,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a Trust Account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. Following the sale of the additional Units, all of the net proceeds from the sale of additional Units and additional Private Placement Warrants totaling $15,075,000 have been added in the Trust Account. A total of $175,875,000 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the underwriters’ partial exercise of their over-allotment option) and the sale of the Private Placement Warrants were placed in the Trust Account on May 21, 2026. The funds may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such earlier liquidation date as its board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 18, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 22, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Liquidity, Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2026, the Company had $1,196,563 in cash and a working capital of $709,794.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,250,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of June 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,196,563 and $0 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $176,603,239 and $0, respectively, were held in money market funds. The investments held in money market funds are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. Offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature except for warrants (see Note 8).

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was be accounted for as a liability pursuant to FASB ASC 480 since the underwriters did not exercised their option at the time of the Initial Public Offering. As of June 30, 2026 the exercised portion expired and the liability was derecognized.

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. There are 14,025,000 Warrants currently outstanding as of June 30, 2026.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption are presented and outstanding. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(1,837,500)
Proceeds allocated to over-allotment option	(53,400)
Public Shares issuance costs	(10,199,294)
Plus:
Remeasurement of carrying value to redemption value	13,693,433
Class A ordinary shares subject to possible redemption, June 30, 2026	$176,603,239

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from net income per ordinary share as the redemption value approximates fair value.

The following tables reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$111,709	$56,004	$52,091	$51,186

Denominator:
Basic weighted average shares outstanding	8,311,111	4,166,667	4,155,556	4,083,333
Basic net income per ordinary share	$0.01	$0.01	$0.01	$0.01

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$109,875	$57,838	$51,441	$51,836

Denominator:
Diluted weighted average shares outstanding	8,311,111	4,375,000	4,155,556	4,187,500
Diluted net income per ordinary share	$0.01	$0.01	$0.01	$0.01

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the closing of the Initial Public Offering on May 18, 2026, the Company sold 16,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $160,000,000. On May 21, 2026, the Company consummated the closing of an additional 1,500,000 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of June 30, 2026, there were 8,750,000 Public Warrants and 5,275,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 5 — Related Party Transactions

Founder Shares

On October 27, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 5,750,000 Class B ordinary shares, known as founder shares, to the Sponsor. On May 14, 2026, the Sponsor surrendered to the Company the 1,150,000 founder shares for no consideration, resulting in the Sponsor holding 4,600,000 founder shares. All share and per share data has been retrospectively presented. Up to 600,000 of the founder shares may be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. As of May 18, 2026, at the closing of the Initial Public Offering, the full over-allotment option was available for exercise. Subsequently, on May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. As a result, 375,000 founder shares are no longer subject to forfeiture. On June 28, 2026, the over-allotment option expired unexercised, and as such the remaining 225,000 Class B ordinary shares were forfeited, leaving 4,375,000 Class B ordinary founder shares outstanding.

On May 14, 2026, the Sponsor transferred an aggregate of 400,000 founder shares to four independent director nominees and two officers, for approximately $0.004 per share. Each independent director and officer paid $0.004 to the Sponsor for an aggregate purchase price of $1,736 in consideration of the transfer of founder shares. The transfer of the founder shares is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 400,000 founder shares on May 14, 2026 was $400,000 or $1.00 per share. The founder shares were granted subject to a performance condition (i.e., named as directors at the occurrence of the Initial Public Offering). The share-based compensation expense related to the transfer of founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Share-based compensation was recognized upon the consummation of the Initial Public Offering, thus, the total fair value of $400,000 was recorded as compensation expense on May 18, 2026. The Company established the initial fair value of the founder shares on May 14, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team using Probability-Weighted Expected Return Method which takes into consideration the (i) underlying stock price of $9.90, (ii) estimated probability of de-SPAC of 80.00%, (iii) estimated volatility of 52.50%, (iv) risk-free rate of 4.12%, (v) time to expiration of 2.50, and (vi) indicated market adjustment factor of 17%.

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2026 or the closing of the Initial Public Offering. On May 18, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $224,925. Borrowings against the note are no longer available.

Administrative Services Agreement

Commencing on May 14, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred $15,000 and $15,000, respectively, in fees for these services, which were included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,250,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Registration Rights

The holders of founder shares, Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of working capital loans if any, and any Class A ordinary shares issuable upon conversion of the founder shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Initial Public Offering. These holders are entitled to make up to three demands excluding short form demands, and have piggyback registration rights. KBW may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,400,000 Units to cover over-allotments, if any. As of May 18, 2026, at the closing of the Initial Public Offering, the full over-allotment option was available for exercise. Subsequently, on May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 900,000 Units. On June 28, 2026 the remainder of the option expired unexercised.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 17,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 4,375,000 and 4,600,000 Class B ordinary shares, respectively, issued and outstanding. The founder shares include an aggregate of up to 600,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. on May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. As a result, 375,000 founder shares are no longer subject to forfeiture. On June 28, 2026, the over-allotment option expired unexercised, and as such the remaining 225,000 Class B ordinary shares were forfeited, leaving 4,375,000 Class B ordinary founder shares outstanding.

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 815-40 and is presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations.

The fair value of the over-allotment option liability was $147,300 at May 18, 2026, $53,400 at May 21, 2026 and $0 at June 30, 2026. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. On May 21, 2026 as a result of the partial exercise of the over-allotment option the company reclassified $93,900 from liability to Class A ordinary share subject to possible redemption. On June 28, 2026 the unexercised portion expired unexercised according, the liability was derecognized and the change in fair value of $53,400 was recognized in earnings.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 18, 2026
Volatility	2.46%
Expected term (years)	0.12
Daily treasury yield curve	3.68%
Exercise price	$10.00
Fair value of over-allotment unit	$0.06

May 21, 2026
Volatility	2.46%
Expected term (years)	0.12
Daily treasury yield curve	3.68%
Exercise price	$10.00
Fair value of over-allotment option	$0.06

The following table presents the change in the fair value of the over-allotment option liability for the three months, and six months ended June 30 ,2026

Over-allotment option liability
Fair value as of May18, 2026	$147,300
Reclassified to Class A ordinary shares subject to possible redemption on May 21, 2026	(93,900)
Change in fair value of Over-Allotment Option liability	(53,400)
Fair value as of June 30, 2026	$—

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The fair value of the Public Warrants issued in the Initial Public Offering is $1,680,000, or $0.21 per Public Warrant and was determined using Cox-Ross-Rubinstein binomial lattice model under a risk-neutral valuation framework. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

May 18, 2026
Exercise price	$11.50
Term to warrant expiration (years)	6.50
Volatility	3.00%
Risk-free rate	4.34%
Redemption trigger price	$18.00
Calibrated implied stock price	$9.90
Selected market adjustment factor	17.00%

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,196,563	$—
Investments held in Trust Account	$176,603,239	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Operating and formation costs	$(213,926)	$(278,362)
Interest earned on investments held in Trust Account	$728,239	$728,239
Compensation expense	$(400,000)	$(400,000)
Change in fair value of over-allotment liability	$53,400	$53,400

The CODM reviews operation and formation costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews operation and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operation and formation costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Patriot Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Patriot Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 16, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $167,713, which consists of operating costs of $213,926, compensation expense of $400,000, offset by interest income on investments held in the Trust Account of $728,239 and change in fair value of over-allotment liability of $53,400.

For the six months ended June 30, 2026, we had a net income of $103,277, which consists of operating costs of $278,362, compensation expense of $400,000, offset by interest income on investments held in the Trust Account of $728,239 and change in fair value of over-allotment liability of $53,400.

Liquidity and Capital Resources

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

Following the closing of the Initial Public Offering on May 18, 2026, an amount of $160,800,000 from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a Trust Account. Following the sale of the additional Units, all of the net proceeds from the sale of additional Units and additional Private Placement Warrants totaling $15,075,000 have been added in the Trust Account. A total of $175,875,000 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the underwriters’ partial exercise of their over-allotment option) and the sale of the Private Placement Warrants were placed in the Trust Account on May 21, 2026.

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

For the six months ended June 30, 2026, cash used in operating activities was $591,964. Net income of $103,277 was affected by interest earned on investments held in the Trust Account of $728,239, compensation expense of $400,000, change in fair value of over-allotment liability of $53,400 and payments of operation costs through promissory note of $5,060. Changes in operating assets and liabilities used $318,662 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $176,603,239 (including approximately $728,239 of interest income) held in money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,196,563. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,250,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,400,000 Units to cover over-allotments, if any. As of May 18, 2026, at the closing of the Initial Public Offering, the full over-allotment option remains open. On May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 900,000 Units. As of June 28, 2026 the remainder of the option expired unexercised.

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

Critical Accounting Estimates

The preparation of the unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in the final prospectus for its Initial Public Offering filed with the SEC.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 14, 2026, by and between the Company and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated May 14, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Investment Management Trust Agreement, May 14, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration Rights Agreement, dated May 14, 2026, by and among the Company and certain security holders. (1)
10.3	Sponsor Private Placement Warrants Purchase Agreement, dated May 14, 2026, by and between the Company and the Sponsor. (1)
10.4	KBW Private Placement Warrants Purchase Agreement, dated May 14, 2026, by and between the Company and KBW. (1)
10.5	Letter Agreement, dated May 14, 2026, by and among the Company, its officers, directors, and the Sponsor. (1)
10.6	Administrative Services Agreement, dated May 14, 2026, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-294090), filed by the Company on March 6, 2026). (1)
10.8	Securities Transfer Agreement, dated May 14, 2026, between the Company, the Sponsor, and the directors of the Company. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Jack Kopnisky
	Name:	Jack Kopnisky
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Tom Cestare
	Name:	Tom Cestare
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)