Form 10-Q
period 2026-09-30
Patriot Acquisition Corp./CI
filed 2026-11-13
CIK 2099095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 17,500,000 Class A ordinary shares, $0.0001 par value and 4,375,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PATRIOT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PATRIOT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$640,785	$—
Prepaid expenses and insurance	145,700	26,582
Total current assets	786,485	26,582
Deferred offering costs	—	160,783
Long-term prepaid insurance	194,219	—
Investments held in Trust Account	178,231,445	—
Total Assets	$179,212,149	$187,365

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$99,108	$10,000
Accrued offering costs	89,156	147,508
Promissory note – related party	—	79,862
Total current liabilities	188,264	237,370
Deferred underwriting fee	7,225,000	—
Total Liabilities	7,413,264	237,370

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,500,000 and 0 shares at redemption value of $10.18 and $0.00 per share as of September 30, 2026 and December 31, 2025, respectively	178,231,445	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 17,500,000 and 0 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,375,000 and 4,600,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025,(1)(2)(3) respectively	437	460
Additional paid-in capital	—	24,540
Accumulated deficit	(6,432,997)	(75,005)
Total Shareholders’ Deficit	(6,432,560)	(50,005)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$179,212,149	$187,365

(1)	Includes 600,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

(2)	On May 14, 2026, the Sponsor surrendered to the Company for no consideration 1,150,000 Class B ordinary shares, resulting in the Sponsor holding 4,600,000 Class B ordinary shares. All share and per share data has been retrospectively presented.

(3)	On May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. As a result, 375,000 founder shares are no longer subject to forfeiture. On June 28, 2026, the over-allotment option expired unexercised, and as such the remaining 225,000 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Operating and formation costs	$158,353	$436,715
Loss from operations	(158,353)	(436,715)

Other income (expense):
Change in fair value of over-allotment option liability	—	53,400
Compensation expense	—	(400,000)
Interest earned on investments held in Trust Account	1,628,206	2,356,445
Total other income, net	1,628,206	2,009,845
Net income	$1,469,853	$1,573,130

Weighted average shares outstanding, Class A redeemable ordinary shares	17,500,000	8,669,118

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.07	$0.12

Weighted average shares outstanding, Class B ordinary shares-basic(1)(2)(3)	4,375,000	4,181,985

Basic net income per share, Class B ordinary shares	$0.07	$0.12

Weighted average shares outstanding, Class B ordinary shares-diluted(1)(2)(3)	4,375,000	4,251,845

Diluted net income per share, Class B ordinary shares	$0.07	$0.12

(1)	Excludes 600,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

(2)	On May 14, 2026, the Sponsor surrendered to the Company for no consideration 1,150,000 Class B ordinary shares, resulting in the Sponsor holding 4,600,000 Class B ordinary shares. All share and per share data has been retrospectively presented.

(3)	On May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. As a result, 375,000 founder shares are no longer subject to forfeiture. On June 28, 2026, the over-allotment option expired unexercised, and as such the remaining 225,000 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)(3)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	4,600,000	$460	$24,540	$(75,005)	$(50,005)

Net loss	—	—	—	—	—	(64,436)	(64,436)

Balance – March 31, 2026 (unaudited)	—	—	4,600,000	460	24,540	(139,441)	(114,441)

Sale of 5,275,000 Private Placement Warrants	—	—	—	—	5,275,000	—	5,275,000

Fair value of Public Warrants at issuance	—	—	—	—	1,837,500	—	1,837,500

Allocated value of transaction costs to Public and Private Placement Warrants	—	—	—	—	(146,546)	—	(146,546)

Fair value of Founder Shares transferred to officers and directors	—	—	—	—	400,000	—	400,000

Forfeiture of Founder Shares	—	—	(225,000)	(23)	23	—	—

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,390,517)	(6,302,916)	(13,693,433)

Net income	—	—	—	—	—	167,713	167,713

Balance – June 30, 2026 (unaudited)	—	—	4,375,000	437	—	(6,274,644)	(6,274,207)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,628,206)	(1,628,206)

Net income	—	—	—	—	—	1,469,853	1,469,853

Balance – September 30, 2026 (unaudited)	—	$—	4,375,000	$437	$—	$(6,432,997)	$(6,432,560)

(1)	Includes 600,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

(2)	On May 14, 2026, the Sponsor surrendered to the Company for no consideration 1,150,000 Class B ordinary shares, resulting in the Sponsor holding 4,600,000 Class B ordinary shares. All share and per share data has been retrospectively presented.

(3)	On May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. As a result, 375,000 founder shares are no longer subject to forfeiture. On June 28, 2026, the over-allotment option expired unexercised, and as such the remaining 225,000 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,573,130
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,356,445)
Payment of operating costs through promissory note	5,060
Change in fair value of over-allotment option liability	(53,400)
Compensation expense	400,000
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(119,118)
Long-term prepaid insurance	(194,219)
Accrued expenses	89,108
Net cash used in operating activities	(655,884)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,875,000)
Net cash used in investing activities	(175,875,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	172,600,000
Proceeds from sale of Private Placement Warrants	5,275,000
Underwriters’ reimbursement	480,000
Repayment of promissory note – related party	(224,925)
Payment of offering costs	(958,406)
Net cash provided by financing activities	177,171,669

Net change in cash	640,785
Cash – Beginning of period	—
Cash – End of period	$640,785

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$58,352
Deferred offering costs paid through promissory note – related party	$140,003
Deferred underwriting fee in connection with the IPO	$7,225,000
Forfeiture of Founder Shares	$23

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from October 16, 2025 (inception) through September 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,200,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Patriot Acquisition Sponsor LLC, (the “Sponsor”), and Keefe, Bruyette & Woods, Inc. (“KBW”), the representative of the underwriters, generating gross proceeds of $5,200,000. Of those 5,200,000 Private Placement Warrants, the Sponsor purchased 4,140,000 Private Placement Warrants and KBW purchased 1,060,000 Private Placement Warrants. Simultaneously with the consummation of the partial exercise of over-allotment option on May 21, 2026, the Company completed the private placement of an additional 75,000 Private Placement Warrants to KBW at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $75,000. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $10,345,840, consisting of $1,920,000 of cash underwriting fee (net of $480,000 underwriters’ reimbursement), $6,400,000 of deferred underwriting fee, and $1,200,840 of other offering costs. On May 21, 2026, as a result of underwriter’s partial exercise of their over-allotment option, additional $825,000 of deferred underwriting fee was incurred.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and income taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the Company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering on May 18, 2026, an amount of $160,800,000 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. Following the sale of the additional Units, all of the net proceeds from the sale of additional Units and additional Private Placement Warrants totaling $15,075,000 have been added in the Trust Account. A total of $175,875,000 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the underwriters’ partial exercise of their over-allotment option) and the sale of the Private Placement Warrants were placed in the Trust Account on May 21, 2026. The funds may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such earlier liquidation date as its board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 18, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 22, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Liquidity, Capital Resources

The Company’s liquidity needs prior to the Initial Public Offering, had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). Subsequent to the Initial Public Offering, liquidity needs have been satisfied through the proceeds held outside the Trust Account. As of September 30, 2026, the Company had $640,785 in cash and a working capital of $598,221.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,250,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of September 30, 2026, no such Working Capital Loans were outstanding.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $640,785 and $0 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $178,231,445 and $0, respectively, were held in money market funds. The Company’s investments held in money market funds are classified as equity securities measured at fair value under ASC 321. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

SEPTEMBER 30, 2026

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to FASB ASC Topic 815-40 since the underwriters did not exercise their option at the time of the Initial Public Offering. On June 28, 2026 the unexercised portion of the over-allotment option expired and the related liability was derecognized.

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. There are 14,025,000 Warrants currently outstanding as of September 30, 2026.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption are presented and outstanding. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(1,837,500)
Proceeds allocated to over-allotment option	(53,400)
Public Shares issuance costs	(10,199,294)
Plus:
Accretion for Class A Ordinary Shares to redemption amount	13,693,433
Class A ordinary shares subject to possible redemption, June 30, 2026	176,603,239
Plus:
Accretion for Class A Ordinary Shares to redemption amount	1,628,206
Class A ordinary shares subject to possible redemption, September 30, 2026	$178,231,445

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from net income per ordinary share as the redemption value approximates fair value. The Company has not considered the effect of the 14,025,000 warrants sold in the Initial Public Offering and private placement in the calculation of diluted income per share, since their exercise is contingent upon future events.

Founder Shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the over-allotment option. For purposes of diluted net income per Ordinary Share, the Founder Shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the Founder Shares are included in the calculation of diluted earnings per Ordinary Share as if outstanding from the beginning of the interim period upon the partial exercise of the Over-Allotment Option on May 21, 2026.

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,175,882	$293,971	$1,061,205	$511,925

Denominator:
Basic weighted average shares outstanding	17,500,000	4,375,000	8,669,118	4,181,985
Basic net income per ordinary share	$0.07	$0.07	$0.12	$0.12

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,175,882	$293,971	$1,045,502	$527,628

Denominator:
Diluted weighted average shares outstanding	17,500,000	4,375,000	8,669,118	4,251,845
Diluted net income per ordinary share	$0.07	$0.07	$0.12	$0.12

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

Warrants — As of September 30, 2026, there were 8,750,000 Public Warrants and 5,275,000 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and KBW purchased an aggregate of 5,200,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,200,000. Of those 5,200,000 Private Placement Warrants, the Sponsor purchased 4,140,000 Private Placement Warrants and KBW purchased 1,060,000 Private Placement Warrants. Simultaneously with the consummation of the partial exercise of the over-allotment option on May 21, 2026, the Company completed the private placement of an additional 75,000 Private Placement Warrants to KBW at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $75,000. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. If the initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the net proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by KBW and/or its designees, are not exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On May 14, 2026, the Sponsor transferred an aggregate of 400,000 founder shares to four independent director nominees and two officers, for approximately $0.004 per share. Each independent director and officer paid $0.004 to the Sponsor for an aggregate purchase price of $1,736 in consideration of the transfer of founder shares. The transfer of the founder shares is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 400,000 founder shares on May 14, 2026 was $400,000 or $1.00 per share. The founder shares were granted subject to a performance condition, the consummation of the Initial Public Offering, and contain no further service or performance condition. The share-based compensation expense related to the transfer of founder shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Share-based compensation was recognized upon the consummation of the Initial Public Offering, thus, the total fair value of $400,000 was recorded as compensation expense on May 18, 2026. The Company established the initial fair value of the founder shares on May 14, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team using Probability-Weighted Expected Return Method which takes into consideration the (i) underlying share price of $9.90, (ii) estimated probability of de-SPAC of 80.00%, (iii) estimated volatility of 52.50%, (iv) risk-free rate of 4.12%, (v) time to expiration of 2.50 years, and (vi) indicated market adjustment factor of 17%.

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

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units , and holders of founder shares have the same shareholder rights as public shareholders, except that (i) the founder shares are subject to certain transfer restrictions, (ii) the founder shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (x) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the completion window or (y) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination; (iv) the founder shares are automatically convertible into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment and in the Company amended and restated memorandum and articles of association; and (v) prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Administrative Services Agreement

Commencing on May 14, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three- and nine-months ended September 30, 2026, the Company incurred $30,000 and $45,000, respectively, in fees for these services, which were included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,250,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to Eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas and Israel/US-Iran conflicts and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Registration Rights

The holders of founder shares, Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of working capital loans if any, and any Class A ordinary shares issuable upon conversion of the founder shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Initial Public Offering. These holders are entitled to make up to three demands, excluding short-form demands, and have piggyback registration rights. KBW may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,400,000 Units to cover over-allotments, if any. As of May 18, 2026, at the closing of the Initial Public Offering, the full over-allotment option was available for exercise. Subsequently, on May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. The underwriters had 45 days from the date of the Initial Public Offering to purchase the remaining 900,000 Units. On June 28, 2026, the remainder of the option expired unexercised.

The underwriters were paid a cash underwriting discount of $2,400,000 upon the closing of the Initial Public Offering and simultaneously, the underwriters reimbursed certain of the Company’s offering expenses amounting to $480,000. Additionally, the underwriters are entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters option and 5.5% of the gross proceeds sold pursuant to the underwriter’s over-allotment option, of $7,225,000 payable to the underwriters upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 17,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 4,375,000 and 4,600,000 Class B ordinary shares, respectively, issued and outstanding. The founder shares included an aggregate of up to 600,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. As a result, 375,000 founder shares are no longer subject to forfeiture. On June 28, 2026, the over-allotment option expired unexercised, and as such the remaining 225,000 Class B ordinary shares were forfeited, leaving 4,375,000 Class B ordinary founder shares outstanding.

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$178,231,445	$—

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

The fair value of the over-allotment option liability was $147,300 at May 18, 2026, $53,400 at May 21, 2026 and $0 at September 30, 2026. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on comparable SPAC historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. On May 21, 2026 as a result of the partial exercise of the over-allotment option, the Company reclassified $93,900 from liability to Class A ordinary shares subject to possible redemption. On June 28, 2026 the unexercised portion expired; accordingly, the liability was derecognized and the change in fair value of $53,400 was recognized in earnings.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 18, 2026
Volatility	2.46%
Expected term (years)	0.12
Daily treasury yield curve	3.68%
Exercise price	$10.00
Fair value of over-allotment unit	$0.06

May 21, 2026
Volatility	2.46%
Expected term (years)	0.12
Daily treasury yield curve	3.68%
Exercise price	$10.00
Fair value of over-allotment option	$0.06

The following table presents the change in the fair value of the over-allotment option liability for the nine months ended September 30, 2026.

Over-allotment option liability
Fair value as of May 18, 2026	$147,300
Reclassified to Class A ordinary shares subject to possible redemption on May 21, 2026	(93,900)
Change in fair value of over-allotment option liability	(53,400)
Fair value as of September 30, 2026	$—

PATRIOT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The fair value of the Public Warrants issued in the Initial Public Offering and subsequent partial exercise of the over-allotment option is $1,837,500, or $0.21 per Public Warrant and was determined using Cox-Ross-Rubinstein binomial lattice model under a risk-neutral valuation framework. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

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

	September 30, 2026	December 31, 2025
Cash	$640,785	$—
Investments held in Trust Account	$178,231,445	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Operating and formation costs	$158,353	$436,715
Interest earned on investments held in Trust Account	$1,628,206	$2,356,445
Compensation expense	$—	$(400,000)
Change in fair value of over-allotment liability	$—	$53,400

The CODM reviews operating and formation costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 16, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,469,853, which consists of operating costs of $158,353, offset by interest income on investments held in the Trust Account of $1,628,206.

For the nine months ended September 30, 2026, we had a net income of $1,573,130, which consists of operating costs of $436,715, compensation expense of $400,000, offset by interest income on investments held in the Trust Account of $2,356,445 and change in fair value of over-allotment liability of $53,400.

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

On the closing of the Initial Public Offering, we incurred total transaction costs of $10,345,840, consisting of $1,920,000 of cash underwriting fee (net of $480,000 underwriters’ reimbursement), $6,400,000 of deferred underwriting fee, and $1,200,840 of other offering costs. On May 21, 2026, as a result of underwriter’s partial exercise of their over-allotment option, additional $825,000 of deferred underwriting fee was incurred.

For the nine months ended September 30, 2026, cash used in operating activities was $655,884. Net income of $1,573,130 was affected by interest earned on investments held in the Trust Account of $2,356,445, compensation expense of $400,000, change in fair value of over-allotment liability of $53,400 and payments of operation costs through promissory note of $5,060. Changes in operating assets and liabilities used $224,229 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $178,231,445 (including approximately $2,356,445 of interest income) held in money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $640,785. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,400,000 Units to cover over-allotments, if any. On May 21, 2026, the Company closed the issuance and sale of 1,500,000 additional Units in connection with the underwriters partially exercising the over-allotment option. The underwriters had 45 days from the date of the Initial Public Offering to purchase the remaining 900,000 Units. As of June 28, 2026, the remainder of the option expired unexercised.

The underwriters were paid a cash underwriting discount of $2,400,000 upon the closing of the Initial Public Offering and simultaneously, the underwriters reimbursed certain of the Company’s offering expenses amounting to $480,000. Additionally, under the Underwriting Agreement the underwriters are entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 5.5% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, $7,225,000 payable to the underwriters upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of the unaudited financial statements and notes thereto included in this Quarterly Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. However, as previously reported, simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,200,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor and to KBW, generating gross proceeds of $5,200,000. We also completed, simultaneously with the closing of additional Units in connection with the underwriters partially exercising the over-allotment option, the private placement of an additional 75,000 Private Placement Warrants to KBW at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $75,000. No underwriting discounts or commissions were paid with respect to such sales. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Quarterly Report. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part I, Item 2 of our Form 10-Q for the period ended June 30, 2026. There has been no material change in the planned use of proceeds from our Initial Public Offering and private placement as described in the registration statement. The specific investments in our Trust Account may change from time to time.

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

PATRIOT ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Jack Kopnisky
	Name:	Jack Kopnisky
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Tom Cestare
	Name:	Tom Cestare
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)